Form 10-K
period 2020-06-30
Xgains4keeps Inc
filed 2020-08-14
CIK 1538138

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended: 2019/2020
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the transition period from
_______________________ to ___________________________
Commission file number _________

XGAINS4KEEPS INC
(Exact name of registrant as specified in its charter)

NEVADA
State or other jurisdiction of
27-0450053
(I.R.S. Employer incorporation or organization Identification No.)

14 Rosenthal Road, London, UK                       SE6 2BY
(Address of principal executive offices)             (Zip Code)

Registrants telephone number, including area code: +447455212970

Securities registered pursuant to Section 12(b) of the Act:
Title of each class    Trading Symbol(s)

Name of each exchange on
which registered
Securities registered


Class A Common Stock

Securities registered pursuant to section 12(g) of the Act:
Class A Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in
Rule 405 of the Securities Act. Yes          No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13
or Section 15(d) of the Act. Yes  [X]       No

Indicate by check mark whether the registrant (1)
has filed all reports required to be filed
by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding
12 months
(or for such shorter period that the registrant
was required to file such reports),
and (2) has been subject to such filing
 requirements for the past 90 days. Yes            No

Indicate by check mark whether the registrant
has submitted electronically every
Interactive Data File required to be submitted pursuant to
Rule 405 of Regulation S-T (232.405 of this chapter)
during the preceding 12 months
(or for such shorter period that the registrant was
required to submit such files). Yes          No


Indicate by check mark whether the registrant
is a large accelerated filer, an accelerated filer,
a non-accelerated filer, a smaller reporting company,
or an emerging growth company.
See the definitions of large accelerated filer,
accelerated filer, smaller reporting company,
and emerging growth company in Rule
12b-2 of the Exchange Act.
 Large accelerated filer               Accelerated filer
Non-accelerated filer            Smaller reporting company
Emerging growth company [X]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a)
 of the Exchange Act.

Indicate by check mark whether the registrant has filed a report on and attestation to its managements assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the
Sarbanes-Oxley Act (15 U.S.C. 7262(b))
by the registered public
accounting firm that prepared or issued its audit report.

 Indicate by check mark whether the
registrant is a shell company
(as defined in Rule 12b-2 of the Act).
Yes               No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrants most recently completed second fiscal quarter.

Note. If a determination as to whether
a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.
APPLICABLE ONLY TO
REGISTRANTS INVOLVED IN
BANKRUPTCY
PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the
registrant has filed all documents and
reports required to be
filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934
subsequent to the
distribution of securities under a
plan confirmed by a court. Yes       No


(APPLICABLE ONLY TO
CORPORATE REGISTRANTS)

Indicate the number of shares
outstanding of each of the registrants
classes of common stock,
as of the latest practicable date.
Share class: A Ordinary Shares Issued:
3000000000
Share class: B Ordinary Shares Issued:
1000000000
Share class: F-Class Shares Issued:
3000000000
Share class: Preference 3 Shares Issued:
3000000

DOCUMENTS INCORPORATED
BY REFERENCE
List hereunder the following documents
if incorporated by reference and the
Part of the
Form 10-K (e.g., Part I, Part II, etc.)
into which the document is incorporated:
(1) Any annual
report to security holders;
(2) Any proxy or information statement;
and (3) Any prospectus filed
pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.
The listed documents should be
clearly described for identification
purposes (e.g., annual report to
security holders for fiscal year
ended December 24, 1980).

ANNUAL REPORT TO
SECURITY HOLDERS


SEE EXHIBIT-1


PART I

ITEM 1. BUSINESS.

Xgains4keeps is involved in
Share Management and Content
Publication,
 it is in the pursuit of the derivation
of equity associated with transactions
that satisfy rents and mortgages
(but not limited to them)
for our users as
well as digital content consumption
monetization.
We extend in the direction
of our users some of our equity
or warrants as the case maybe in
that pursuit.
These users are obviously our
website/app users, so by
extending our equity
or warrants
(convertible to certain equity
market funds) as the case may be
to them we have satisfied the
two broad aspects noted above.
These aspects are: Transactional
Equity Derivation (TED) and
Digital Content Consumption
Monetization (DCCM), they are all under the Equity4keeps Programme.

The companys websites also provides
a platform for certain content:
as such the content enables the
company to continue positioning
itself as an
aggregator of content.
In addition to that the company
will continue to mop up revenue
accruing from the existence of such content.
The companys links are
http://xgains4keeps.com,
https://eq4k.com and
https://equity4keeps.com.

The current principal operator of
the company was under some limitation for about four years as such the company could not operator optimally during that time.
The limitations have since been lifted,
but has had to deal with
other challenges and obstacles.
These challenges include convincing
potential
users to sign up on the platform as
well as converting those that have been
secured on social media platforms.
The major challenge is indeed the sever
lack of funds that has kept the
company from marketing and campaigning
aggressively as well as hiring personnel.

ITEM 1A. RISK FACTORS.
An investment in Xgains4keeps Inc
involves significant risks.
Care must be taken to read the
risk factors described below.
Xgains4keeps has a dual role of
Share Manager(currently own shares)
and Publisher.
This implies that we will be
regulated by financial regulators in
the U.S, U.K and
Europe possibly.


Risk Associated with the Business
and the Industry

We will be facing serious competition
from the Industry giants and so many
other innovative organizations.
These organizations and the many
other ones are constantly innovating
and stand a better chance of attracting
users as well as advertisers than we
do as it stands.
They have invested in research and
technology heavily and have so many
times more employees. Their positions
can affect our potential to attract revenue.
We will be facing traditional media
organizations and large advertisers
who may
not want to include us in their
advertising budget.
We have a lucrative offer for advertisers especially the large ones, but if we fail to convince them to advertise with us we may see a decline in revenue or none at all. The offer may also be deemed as antitrust.
In future we may establish an advertising network of affiliates that carry our advertisement for us on their websites and applications; if they demand more fees or a greater percentage of the advert proceeds from us, our revenue will be affected as well operating margins.

Our operating outcomes may vary
as a result of different factors;
which may be
beyond our control and some of
them are listed below:
 Ability to continue attracting and
retaining users on our websites
 Ability to compete sufficiently
 The varying percentage of
net revenue from network adverts
 The uncertainty in the proceeds
figures from affiliate adverts,
this is the case where we are
affiliates to organizations like
Amazon and others.
 The varying operating costs
and capital expenditure as
it concerns
expansion, operations,
infrastructure and maintenance.
 The consequence of our long
term focus as against the short
term one.

The outcomes of risky
investments and projects.
The economic outlook especially
as it concerns the Internet
and Internet Advertising.

The ability to operate our
websites sustainably at meaningful
cost levels as well
as keeping them on.
Ability to attract, retain
and motivate super top
quality staff.
The display or posting of
certain adverts can be
affected by local and foreign
regulations.
Ability to develop and
upgrade our products,
infrastructure and products.
The adverts we will be
delivering may be blocked
by new technologies and users
may adopt them.
Ability to protect our
intellectual property rights.
The cost and outcome of the
possible litigations we may
face from the content
on our web pages from us
and the users as the case may
be and much more.
Ability to forecast revenue
from agreements under which
we guarantee
minimum payments.
Ability to deal and manage
advert related fraud like click
through fraud and other
violating activities.
Ability to sufficiently
integrate and manage
companies we acquire.
Advertisers can call and
cancel their payments for
adverts or stop placing them as
the case may be without notice
and if we do not remain
competitive this may be
the case.
Upon raising funds we are
likely to experience significant
growth in our head
count and operation and it
will place a significant
demand on our funds and
management as a whole.

If we do not manage and
coordinate this growth very
well the growth can get
impaired and may affect our
financial position as well.
If we fail to establish and
maintain an effective internal
financial control,
our ability to accurately produce
our financial report and indentify
fraud will
be impaired, investors may lose
confidence in our ability to report
effectively and consequently our
share price may suffer.
If we fail to develop, maintain
and enhance our brand, our business
and operations may be impaired.
If we fail to maintain and protect
our intellectual property rights the
value of our products, brand
and services may be affected.
Our business model among other
things involves extending in the
direction of our users and advertisers
or sponsors our shares as such there
may be issues arising
as a result of this and possibly more.
In future we may face intellectual
property right claims which are
costly to defend and may require
us to pay damages and can limit
our operations and use of certain
technologies.
Expanding internationally is
something this company will
pursue as such the risks
of doing so will most certainly
be there, some of them are listed below:
 Possible Longer Payment Cycles
 Credit risk and higher levels of
payment fraud
 Legal and regulatory restrictions
 Currency exchange fluctuations
 Foreign exchange controls that
might hinder remittances
 Political and economic instability
 Potential adverse tax consequences
 Higher costs associated with doing
business internationally
If we fail to detect click through fraud, our advertisers may lose their confidence in us and our capabilities.
Various laws in the U.S and
elsewhere can affect our ability
to offer certain
products and services.
If we lose the services of our
Founders and Senior Managers
we may lose our
ability to execute our strategy.
If we are unable to retain or
motivate key personnel or hire
competent personnel,
we may not be able to grow effectively.
We have an operating history that
does not have sufficient depth and an
unconventional business model in a
rapidly evolving market, as such it may be difficult to ascertain our prospects and that may increase the risk of your investment.
We rely on Hosts, that carry our
websites and they provide other
services as well, if they have problems
be it technical or financial it could affect us.
The fair value of the shares we are
extending in the direction of our users and employees and in future option contracts may be recorded as expense in accordance with FASB directives, as such that may result in accounting charges and a large expenditure.

There may be complications arising
from our business model as we
may not rely on
 our F-Common Class Share to
raise capital. Yet our commercial
activities which involves the input
of our users towards monetizing
the shares in that class will
influence our balance sheet positively
and negatively.
The hedging strategies we may
implement against currency
fluctuations as
we would be operating internationally
may not always be effective.
Obtaining and maintaining insurance
can be very expensive and as such we
may not get all the insurance we need
and if we do it may be costly.

Acquiring other businesses could
result in operating bottlenecks and
difficulties, can also result in dilutions and other harmful outcomes.
At some point we may face commercial
disputes that may affect our business.

To remain effective in this market
and business we have to adapt quickly
to changing technologies, failure to
do so at any point may affect our business.

Risks Pertaining to our shares
The price of our Class A Common
shares may turn out to be lower than
what you paid or even become volatile,
we cannot say how liquid the market will be and the offering price may not be an indicator of what the price will be in the public market.

The use of capital inflow from investors
 may be applied to other aspects of
our business that may not improve
operating outcomes and the value of
your shares.

A substantial dilution of the price of our Class A Common shares is a possibility.
A different class of share: Class F
Common shares are the ones for the
Equity4keeps Programme whose
Prescribed particulars are as follows:
THE SHARES IN THIS F-CLASS
ARE FOR THE INTANGIBLE
ASSET MONETIZATION
PROGRAMMES XGAINS4KEEPS LTD
OFFERS THE PUBLIC. THEY ARE
EXPECTED TO BE ISSUED TO
SIGNED UP USERS OF THESE
PROGRAMMES. THESE USERS ARE
EXPECTED TO BE ISSUED
THESE SHARES FOR NO
CHARGE AT
THE POINT OF ISSUANCE.
THEY
ARE EXPECTED TO BUY
THESE
SHARES BACK AT THE
NOMINAL PRICE PER SHARE OF $0.5.
THE BUY-BACK IS ELIGIBILITY
DEPENDENT. THE HOLDERS
OF THESE
SHARES HAVE NO VOTES
ON XGAINS4KEEPS MATTERS
AS THESE F-CLASS
SHARES ARE FOR THE INTANGIBLE
ASSET MONETIZATION PROGRAMMES
XGAINS4KEEPS OFFERS.
XGAINS4KEEPS WILL NORMALLY
RELY ON THE
OTHER SHARE CLASSES.
THESE F-CLASS SHARES
MAY BE CONVERTED TO
OTHER INSTRUMENTS, MAY FORM
PART OR WHOLE OF A CAPITAL STOCK
OF OTHER ENTITIES NOT MENTIONED
HERE. THEY ARE SUBJECT TO CHANGES.

We are likely not to pay dividends on
our capital stock meaning you are not
likely to receive
a dividend, the earnings will be retained until we decide otherwise.
We are likely to incur huge recurring
legal and accounting costs as a result of being a public company.

We will also come under the regulation
of regulators in jurisdictions outside the U.S like the ones in the United Kingdom.

The fact that a significant percentage
of the capital stock ownership is held by our
 Founders and Directors may limit your
ability to influence corporate matters especially
 as their Class B Common Stock will have a greater vote relative to the
Class A Common Stock; which we are selling.

Future issues and sale of shares could lead to a decline in the price of the shares.

Item 2. Properties.

Xgains4keeps does not hold any property
subject to an encumbrance to it.

It has a registered location and does not necessarily operate from there.

This location is currently at no cost to the company.

PART II

Item 5. Market for Registrants Common
Equity, Related Stockholder
Matters and Issuer Purchases of Equity Securities.

Market Information: Our common equity is not trading in any market or medium, our website/app users
obtain some of our common equity
when they register for our Equity4keeps Programme.

Item 6. Selected Financial Data.

SEE EXHIBIT-1

Item 7. Managements Discussion
and Analysis of Financial Condition
and Results of Operations.

The bulk of the funds that flowed
through the company's balance
sheet were mostly from the founder
of the company.

The flow was largely for participation in the intangible asset monetization programme we offer to people.

So the founder so far has been the most active user.
Equity4keeps Programme is in place to help people make better use of their money.

As we already know 80% of Americans do
not own any equity
and the reason for that is obvious.

Low income will always yield poor savings and very minimal assets for most people in the long run.

Yet as low an income is it is still a fund that has prospects, but the opportunity to take advantage of that potential is not readily available to a vast majority of people.

This is where we come in with the
Equity4keeps Programme available
on https://eq4k.com.

There are currently two options:
the first is making rent and mortgage
payments and indeed others like
money transfer through us and the
second is to recall the payments
for investment in instruments that
will benefit the users.

Over the years we have been able
to sign-up users on various
social media platforms mostly
Facebook but converting them
to the database has proved challenging.

This is owing to the fact that for quite a long time the website/app was unavailable and could only be hosted in the cloud because of the technology it was developed with.
Getting on the host was not
a challenge, but ensuring it has
the necessary trusts was another.

On GCP it was difficult to apply
such trusts to make the site safe.
On AWS it was by far less complicated
and fortunately we were
 awarded a large amount of credit
with a longer life span.

So in summary Xgains4keeps has
been bootstrapped for all
these years and the implication of
that is that if the founder has
no funds the company will not have any.
This is also the case with the founders
other predicaments.

The current coronavirus pandemic
stole the last quarter of our
fiscal year, regrouping and mounting
an assault to sign up people
face to face as things stand is
tricky as the measures in place almost
forbids that.
At the same time we lack the
funds to implement an effective
and steady digital campaign.

Item 7A. Quantitative and Qualitative
Disclosures About Market Risk.

Market risk is the prospect of losses
arising from changes in interest rates,
foreign currency exchange rates and
equity prices.
We are currently not exposed to
any of these risks but the closest we
may be facing in the near term is the
change in equity prices risk followed
by that of interest rate risks.

Item 8. Financial Statements and
Supplementary Data.

See above.

Item 9. Changes in and Disagreements
 With Accountants on
Accounting and Financial Disclosure.
The financial report above has not been
 audited, but we recently
had a discussion with an official of
our bank concerning the number of
transactions between the company
and the founder.

As already indicated above the founder
was participating in the
Equity4keeps Programme of the company
hence the reason for that
many transactions.

The founder is currently the only
financier of the company as such a
lot of transactions between the company
and him may not be out of place.

The bank through this official also
inquired about the transactions of a few of the active or participating users especially as it is that their funds were not forwarded to a third party as expected.

Item 9A. Controls and Procedures.

The founder of the company regularly
evaluates and reviews the controls
and procedures. A regular effort is made to enhance the assumptions that the control systems were built around.


 PART III

 Item 10. Directors, Executive Officers
and Corporate Governance.

The following persons are our
executive officers and directors

Name	         Age	Position
Ugo Unamka      44   Founder & Chairman
Owen Altraide   55	Director
Kene Onah        43	Director
Emeka Ezeoke  44	Director

Ugo Unamka was a doctoral research
candidate at Brunel University,
West London and has a diverse
expertise in banking, equities,
mechanical engineering and
operations management over the last
twenty years.

Owen Altraide is a highly
experienced finance and economic
policy expert and has an MBA,
and Masters Degree in Economic Policy
Management from Harvard University.
He has been involved in the
banking, oil and gas industries
for more than thirty years.

Kene Onah is a Corporate
Credit Risk Manager at one of Nigerias
and Africa's most capitalized banks;
Fidelity Bank Plc, he has an
MBA in Economics from
Kennesaw State University.
He has been involved in the
broad area of financial management
for over twenty years.

Emeka Ezeoke is a highly
experienced computing expert and has
a BSc in Industrial Chemistry.
He has been involved in computing
and electronics for more than twenty
five years.

Item 11. Executive Compensation.

During the cause of the financial
year that ended a small amount
of money was made available to
the founder of the company who is
also the principal financier to cover
certain expenses like travel costs.

We also have an accrued sum due the
founder arising from the several
years of unpaid work.

Item 12. Security Ownership of
Certain Beneficial Owners and
Management and Related Stockholder Matters.

Full Details of Shareholders

Jurisdiction: England

Shareholding1: 1000000000 B Ordinary
Shares held
Name: Ugo UNAMKA

Shareholding2: 3000000000 A Ordinary
Shares held
Name: XGAINS4KEEPS INC

Shareholding3: 3000000 Preference
Shares held
Name: XGAINS4KEEPS INC

Shareholding4: 3000000000 F-Class
Shares held
Name: XGAINS4KEEPS INC

Item 13. Certain Relationships and
Related Transactions,
and Director Independence.

(a) Transactions with related persons.

There were no transactions, since the
beginning of the our last
fiscal year, or any currently proposed
transaction, in which
Xgains4keeps was or is to be a participant and the amount involved exceeds $120,000.

(b) Review, approval or ratification of
transactions with
related persons.

Our policy as regards the review,
approval or ratification
of any transaction up to and more
than $120,000 is as follow:
 Determination of the purpose of such a
transaction; is it in line with our business model?
 Determination of the reason behind transacting up to and more $120,000 as against a smaller figure.
 Establishment of who the individual or entity is.
 Establishment of what the aim of the transaction is.
 Possible independent due diligence on the entire matter.

(c) Promoters and certain control persons.

Xgains4keeps does not have a promoter currently.

Item 14. Principal Accountant Fees and Services.

Xgains4keeps has not consulted any accountant or accounting firm yet as such no fees have been paid to such experts.



                       PART IV

Item 15. Exhibit and Financial Statement Schedules.

See Financial Statements in EXHIBIT-1.


Item 16. Form 10-K Summary.

The struggle continues for Xgains4keeps and the founder is determined to get the company going.
The participation of the founder in the
Equity4keeps Programme is the major
reason behind the improved financial figures as can be seen.
There are also criticisms as to why his
transactions are so numerous.

Equity4keeps Programme is a platform that helps people make clever use of their funds, it affords the users an opportunity to bring their funds closer to some of the financial main streams available and open to the public.



             SIGNATURES

[See General Instruction D] Pursuant to
the requirements of
Section 13 or 15(d) of the Securities
Exchange Act of 1934,
the registrant has duly caused this
report to be signed on its
behalf by the undersigned, thereunto
duly authorized.

(Registrant)-----XGAINS4KEEPS INC(LTD)
By (Signature and Title)*
UGOCHUKWU UNAMKA
-------------------------------------
UGOCHUKWU UNAMKA
Chairman

Date: July 20th 2020
 Pursuant to the requirements of the
Securities Exchange Act of 1934,
this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)*
UGOCHUKWU UNAMKA
-------------------------------------
UGOCHUKWU UNAMKA
Chairman
Date: July 20th 2020